Form 10-K
period 2011-12-31
AOTS 30, Inc.
filed 2012-03-30
CIK 1469383

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53745
_______________________________________________

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
None.
_________________________________________________

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
(Do not check if a smaller reporting company)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No  ☐

As of December 31, 2011, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 30, 2012, there were 7,096,390 shares of common stock, par value $.0001, outstanding.

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

PART I

Item 1. Description of Business.

AOTS 30, Inc. (“we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the State of Delaware on June 4, 2009 (Inception) under the name “SRKP 30, Inc.” On July 14, 2009, the Company filed an Amendment to its Certificate of Incorporation pursuant to which the Company changed its name from “SRKP 30, Inc.” to “WRASP 30, Inc.” On September 30, 2011, for the purpose of changing the name of the Company, AOTS 30, Inc.,  the Company’s wholly owned subsidiary, merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”).  Upon the closing of the Merger, the Company adopted the name of “AOTS 30, Inc.”

Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.  The Company selected December 31 as its fiscal year end.

The Company filed a Registration Statement on Form 10 with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934, which has been declared effective as of September 29, 2009.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 30, 2012, there was 1 holder of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2011.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to seek a business combination target company to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)    filing Exchange Act reports, and
(ii)   investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholder, management or other investors. As of the date of the period covered by this report, the Company has $519 in cash assets. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of December 31, 2011, the Company had assets equal to $519, comprised exclusively of cash.  This compares with assets of $807, comprised exclusively of cash, as of December 31, 2010.  The Company’s current liabilities as of December 31, 2011 totaled $77,500, comprised exclusively of monies due to a stockholder.  This compares with liabilities of $64,500, comprised exclusively of monies due to a stockholder, as of December 31, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2011 and 2010 and for the cumulative period from June 4, 2009 (Inception) to December 31, 2011.

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010	For the Cumulative Period from June 4, 2009 (Inception) to December 31, 2011
Net Cash (Used in) Operating Activities	$(13,288)	$(24,570)	$(84,481)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$13,000	$24,500	$85,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(288)	$(70)	$519

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from June 4, 2009 (Inception) to December 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2011, the Company had a net loss of $13,288, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the fiscal year ended December 31, 2010, the Company had a net loss of $24,570, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the cumulative period from June 4, 2009 (Inception) to December 31, 2011, the Company had a net loss of $84,481, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in July of 2009 and Quarterly Reports and Annual Reports on Form 10-Q and Form 10-K, respectively.

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

AOTS 30, INC.
(F/K/A WRASP 30, INC.)
(A Development Stage Company)

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
1600 BROADWAY
 SUITE 1940
DENVER, CO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholder of AOTS 30, Inc.
Lauderdale by the Sea, FL

We have audited the accompanying balance sheets of AOTS 30, Inc. (F/K/A WRASP 30, Inc.) (a development stage company) ("Company") as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholder’s equity (deficit) and cash flows for the years then ended, and for the period from June 4, 2009 (inception) to December 31, 2011. AOTS 30, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AOTS 30, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and for the period from June 4, 2009 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
March 30, 2012

AOTS 30, INC.
(F/K/A WRASP 30, INC.)
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash	$519	$807

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES
Due to Shareholder	$77,500	$64,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT):

Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value 100,000,000 shares authorized, 7,096,390 issued and outstanding, respectively	710	710
Additional paid-in capital	6,790	6,790
(Deficit) accumulated during development stage	(84,481)	(71,193)

Total Stockholder's Equity (Deficit)	(76,981)	(63,693)

Total Liabilities and Stockholder's Equity (Deficit)	$519	$807

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

AOTS 30, INC.
(F/K/A WRASP 30, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Cumulative from June 4, 2009 (Inception) to December 31, 2011

REVENUE	$-	$-	$-

EXPENSES	13,288	24,570	84,481

NET (LOSS)	$(13,288)	$(24,570)	$(84,481)

NET (LOSS) PER COMMON SHARE-BASIC	*	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,096,390	7,096,390

* Less than $.01

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

AOTS 30, INC.
(F/K/A WRASP 30, INC.)
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid in Capital	(Deficit) Accumulated During Development Stage	Total Stockholder's Equity (Deficit)

Balances, June 4, 2009 (Inception)	-	$-	$-	$-	$-

Sale of common stock on June 4, 2009 at $.0007046 per share	7,096,390	710	4,290	-	5,000

Sale of warrants to purchase common stock on June 4, 2009 for $.0003523 per warrant	-	-	2,500	-	2,500

Net (loss)	-	-	-	(46,623)	(46,623)

Balances, December 31, 2009	7,096,390	710	6,790	(46,623)	(39,123)

Net (loss)	-	-	-	(24,570)	(24,570)

Balances, December 31, 2010	7,096,390	710	6,790	(71,193)	(63,693)

Net (loss)	-	-	-	(13,288)	(13,288)

Balances, December 31, 2011	7,096,390	$710	$6,790	$(84,481)	$(76,981)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

AOTS 30, INC.
(F/K/A WRASP 30, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Cumulative from June 4, 2009 (Inception) to December 31, 2011

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net income (loss)	$(13,288)	$(24,570)	$(84,481)

Net Cash (Used In) Operating Activities	(13,288)	(24,570)	(84,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Stockholder	13,000	24,500	77,500
Common stock issued for cash	-	-	5,000
Warrants issued for cash	-	-	2,500

Net Cash Provided by Financing Activities	13,000	24,500	85,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(288)	(70)	519

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	807	877	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$519	$807	$519

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax periods ended December 31, 2009 through December 31, 2011 for U.S. Federal Income Tax and for the tax periods ended December 31, 2009 through December 31, 2011 for the State of Florida Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2011.

The Company does not have any unrecognized tax benefits as of December 31, 2011 and 2010 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of December 31, 2011 and 2010.

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

Earnings per Common Share
Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At December 31, 2011 and 2010, the only potential dilutive securities were 7,096,390 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to year end, the Company received $17,600 from its stockholder to pay for operating expenses. These funds were advanced interest free, are unsecured, and are due on demand.

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

As of December 31, 2011, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Richard A. Rappaport	52	President and Director
Anthony C. Pintsopoulos	56	Secretary, Chief Financial Officer and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Richard A. Rappaport, President and Director, is the founder of WestPark Capital, Inc. and has been its Chief Executive Officer since September 1999. WestPark Capital is a full service investment banking and securities brokerage firm, which serves the needs of private and public companies worldwide, as well as individual and institutional investors. Mr. Rappaport is the also the CEO and Chairman of WestPark Capital Financial Services LLC.  From April 1995 through September 1999, Mr. Rappaport was director of Corporate Finance for Global Securities, where he was responsible for all of the firms North American Corporate finance activities. Global Securities was a registered broker-dealer that has since terminated operations. Mr. Rappaport also serves as President and director of SRKP 2, Inc., SRKP 3, Inc., SRKP 10, Inc., SRKP 12, Inc., SRKP 14, Inc., SRKP 15, Inc., all of which were former reporting and non-trading blank check, shell companies.  In addition, Mr. Rappaport serves as President and director of SRKP 24, Inc., SRKP 26, Inc., SRKP 27, Inc., AOTS 28, Inc., AOTS 29, Inc., AOTS 31, Inc., AOTS 32, Inc., AOTS 33, Inc., and AOTS 34, Inc., all of which are current publicly-reporting, blank check and non-trading shell companies. Mr. Rappaport received a B.S. in 1981 from the University of California at Berkeley and an M.B.A. in 1986 from the University of California at Los Angeles.

Anthony C. Pintsopoulos, Chief Financial Officer, Secretary and a Director, is the President and Chief Financial Officer of WestPark Capital. He is also the President and Chief Financial Officer of WestPark LLC. Prior to joining WestPark Capital, Mr. Pintsopoulos was Chief Financial Officer and acting Chief Operating Officer at Joseph, Charles & Associates (JCA) a full service investment banking and securities brokerage firm. Prior to JCA, from 1983 to 1995, Mr. Pintsopoulos served as Chief Financial Officer, Treasurer and Board Member of Safety 1st, Inc., a manufacturer of juvenile products. He administered the company's IPO and Secondary Offerings. Preceding Safety 1st, Mr. Pintsopoulos worked at Coopers & Lybrand Boston, Massachusetts. Also, he owned his own CPA Firm in Massachusetts before merging it into Vitale, Caturano & Co., PC (the largest CPA firm in New England, other than the Big 4). In his CPA business, he has worked with both public and private entities in all phases of business development. Mr. Pintsopoulos also serves as Chief Financial Officer, Secretary and director of SRKP 2, Inc., SRKP 3, Inc., SRKP 10, Inc., SRKP 12, Inc., SRKP 14, Inc., SRKP 15, Inc., all of which were former reporting and non-trading blank check, shell companies.  In addition, Mr. Pintsopoulos serves as Chief Financial Officer, Secretary and director of SRKP 24, Inc., SRKP 26, Inc., SRKP 27, Inc., AOTS 28, Inc., AOTS 29, Inc., AOTS 31, Inc., AOTS 32, Inc., AOTS 33, Inc., and AOTS 34, Inc., all of which are current publicly-reporting, blank check and non-trading shell companies.  He holds a Bachelor of Business Administration in Accounting from the University of Massachusetts, Amherst and holds NASD licenses 7, 24, and 63. He is a Certified Public Accountant, a member of the Massachusetts Society of Certified Public Accountants (MSCPA) and the American Institute of Certified Public Accountants (AICPA).

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2011 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

On January 26, 2010, Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics has been filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 2, 2010. Requests for copies of the Code of Ethics should be sent in writing to AOTS 30, Inc., Attention: Secretary, 4737 North Ocean Drive, Suite 207, Lauderdale by the Sea, FL 33308.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to executive officers and directors during the fiscal years ended December 31, 2010, 2011 and through the date of this filing.

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total

Richard A. Rappaport, President and Director	2011 2010	None None	None None	None None	None None	None None
Anthony C. Pintsopoulos, Secretary, Chief Financial Officer and Director	2011 2010	None None	None None	None None	None None	None None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of March 30, 2012, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

WestPark Capital Financial Services, LLC 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	14,192,780 (1)	100%
Richard A. Rappaport(2) 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	14,192,780 (3)	100%
Anthony C. Pintsopoulos (4) c/o AOTS 30, Inc. 4737 North Ocean Drive, Suite 207 Lauderdale by the Sea, FL 33308	0	0%
All Directors and Officers as a Group (2 individuals)	14,192,780	100%

___________
(1)	Includes 7,096,390 shares of Common Stock and a warrant to purchase 7,096,390 shares of Common Stock.
(2)	Richard A. Rappaport serves as President and director of the Company.
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

Item 13. Certain Relationships and Related Transactions.

Since inception, an aggregate amount equal to approximately $77,500 (the “Advances”) has been advanced by the Company’s stockholder to pay for operating expenses. The funds have been advanced interest free, are unsecured and are due on demand. There are no written agreements in effect with respect to the Advances.

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

Audit Fees

The aggregate fees billed by AJ. Robbins for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $13,250 for the fiscal year ended December 31, 2011 and $13,250 for the fiscal year ended December 31, 2010.

Audit-Related Fees

There were no fees billed by AJ. Robbins for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2011 and for the fiscal year ended December 31, 2010.

Tax Fees

The aggregate fees billed by AJ. Robbins for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended December 31, 2011 and $1,855 for the fiscal year ended December 31, 2010.

All Other Fees

There were no fees billed by AJ. Robbins for other products and services for the fiscal year ended December 31, 2011 and for the fiscal year ended December 31, 2010.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

____
*Page F-1 follows page 11 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.
Exhibit No.	Description

*3.1	Certificate of Incorporation

*3.2	By-laws.

**3.3	Certificate of Ownership and Merger, as filed with the Delaware Secretary of State on September 30, 2011

***14.1	Corporate Code of Ethics and Conduct, adopted January 26, 2010

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the Securities and Exchange Commission on July 31, 2009 and incorporated herein by this reference.
**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on October 4, 2011, and incorporated herein by this reference.
***	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on February 2, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AOTS 30, INC.

Dated: March 30, 2012	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President
Principal Executive Officer

Dated: March 30, 2012	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Title                                               Date

/s/  Richard A. Rappaport        President and Director                        March 30, 2012
Richard A. Rappaport

/s/ Anthony C. Pintsopoulos                              Secretary, Chief Financial                   March 30, 2012
Anthony C. Pintsopoulos                                    Officer and Director