Form 10-Q
period 2012-03-31
AOTS 30, Inc.
filed 2012-05-09
CIK 1469383

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53745

AOTS 30, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0339634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,096,390 shares of common stock, par value $.0001 per share, outstanding as of May 9, 2012.

AOTS 30, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	2

	Statements of Operations (Unaudited) for the Three Months Ended	3
	March 31, 2012 and March 31, 2011 and for the Cumulative Period from
	June 4, 2009 (Inception) to March 31, 2012

	Statements of Cash Flows (Unaudited) for the Three Months Ended	4
	March 31, 2012 and March 31, 2011 and for the Cumulative Period from
	June 4, 2009 (Inception) to March 31, 2012

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

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

The results for the period ended March 31, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2011.

AOTS 30, INC.
(F/K/A WRASP 30, INC.)
(A Development Stage Company)
BALANCE SHEETS (unaudited) (USD $)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$843	$519

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to Shareholder	$95,100	$77,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT):

Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value 100,000,000 shares authorized, 7,096,390 issued and outstanding, respectively	710	710
Additional paid-in capital	6,790	6,790
(Deficit) accumulated during development stage	(101,757)	(84,481)

Total Stockholder's Equity (Deficit)	(94,257)	(76,981)

Total Liabilities and Stockholder's Equity (Deficit)	$843	$519

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

AOTS 30, INC.
(F/K/A WRASP 30, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS (unaudited) (USD $)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Cumulative from June 4, 2009 (Inception) to March 31, 2012

REVENUE	$-	$-	$-

EXPENSES	17,276	5,943	101,757

NET (LOSS)	$(17,276)	$(5,943)	$(101,757)

NET (LOSS) PER COMMON SHARE-BASIC	*	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,096,390	7,096,390

* Less than $.01

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

AOTS 30, INC.
(F/K/A WRASP 30, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (unaudited) (USD $)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Cumulative from June 4, 2009 (Inception) to March 31, 2012

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net income (loss)	$(17,276)	$(5,943)	$(101,757)

Net Cash (Used In) Operating Activities	(17,276)	(5,943)	(101,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Stockholder	17,600	5,500	95,100
Common stock issued for cash	-	-	5,000
Warrants issued for cash	-	-	2,500

Net Cash Provided by Financing Activities	17,600	5,500	102,600

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	324	(443)	843

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	519	807	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$843	$364	$843

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

AOTS 30, INC.
(F/K/A WRASP 30, INC.)
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (unaudited)

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

For federal income tax purposes, substantially all startup and organizational expenses must be deferred until the Company commences business.  The Company may elect a limited deduction of up to $10,000 in the taxable year in which the trade or business begins.  The $10,000 must be reduced by the amount of startup costs in excess of $60,000. The remainder of the expenses not deductible must be amortized over a 180-month period beginning with the month in which the active trade or business begins. These expenses will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in the full amount of the

AOTS 30, INC.
(F/K/A WRASP 30, INC.)
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (unaudited) (Continued)

Income Taxes (Continued)
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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax periods ended December 31, 2009 through December 31, 2011 for U.S. Federal Income Tax and for the tax periods ended December 31, 2009 through December 31, 2011 for the State of Florida Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2012.

The Company does not have any unrecognized tax benefits as of March 31, 2012 and 2011 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of March 31, 2012 and 2011.

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

AOTS 30, INC.
(F/K/A WRASP 30, INC.)
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (unaudited) (Continued)

Earnings per Common Share
Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At March 31, 2012 and 2011, the only potential dilutive securities were 7,096,390 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

NOTE 2 - STOCKHOLDER'S EQUITY (unaudited)

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

NOTE 3 - RELATED PARTY TRANSACTIONS (unaudited)

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

NOTE 4 - DUE TO STOCKHOLDER (unaudited)

Since inception the stockholder has advanced the Company $95,100 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

AOTS 30, INC.
(F/K/A WRASP 30, INC.)
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – SUBSEQUENT EVENTS (unaudited)

Subsequent to March 31, 2012, the Company received $2,000 from its stockholder to pay for operating expenses. These funds were advanced interest free, are unsecured, and are due on demand.

On April 16, 2012, the Company entered into a Share Exchange Agreement (the “Agreement”) with U.S. Mining, Inc., a Delaware corporation (“U.S. Mining”) and the sole shareholder of U.S. Mining (the “Stockholder”).  Pursuant to the Agreement, the Company agreed to issue to the Stockholder or designees of the Stockholder, such number of shares of common stock of the Company that are equal to 95% of the total issued and outstanding shares of common stock of the Company following the closing of the transactions contemplated by the Agreement in exchange for $50,000 and all of the issued and outstanding shares of common stock of U.S. Mining held by the Stockholder (the “Share Exchange”). Upon the closing of the Share Exchange, a change of control of the Company will occur and U.S. Mining will become the wholly owned subsidiary of the Company.

Pursuant to the terms and conditions of the Agreement, for an aggregate purchase price of $50,000, the Company agreed to repurchase from its sole stockholder, WestPark Capital Financial Services LLC (the “Sole Stockholder”), such number of shares (the “Repurchased Shares”) of issued and outstanding common stock of the Company, owned by the Sole Stockholder, so that the Sole Stockholder, or any designees of the Sole Stockholder, will retain 5% of the total number of issued and outstanding shares of common stock of the Company following the closing of the transactions contemplated by the Share Exchange. The Repurchased Shares will then be cancelled.

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

Description of Business

The Company was incorporated in the State of Delaware on June 4, 2009 (Inception) under the name SRKP 30, Inc. On July 14, 2009, the Company filed an amendment to its Certificate of Incorporation pursuant to which the Company changed its name from “SRKP 30, Inc.” to “WRASP 30, Inc.” The Company maintains its principal executive office at 4737 North Ocean Drive, Suite 207, Lauderdale by the Sea, FL 33308.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on July 31, 2009, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

On September 30, 2011, the Company effectuated a merger (the "Merger") for the purpose of changing its name by merging its wholly-owned subsidiary, AOTS 30, Inc., with and into the Company, with the Company continuing as the surviving corporation.

On April 16, 2012, the Company entered into a Share Exchange Agreement (the “Agreement”) with U.S. Mining, Inc., a Delaware corporation (“U.S. Mining”), and the sole shareholder of U.S. Mining (the “Stockholder”).  Pursuant to the Agreement, the Company agreed to issue to the Stockholder or designees of the Stockholder, such number of shares of common stock of the Company that are equal to 95% of the total issued and outstanding shares of common stock of the Company (the “Shares”) following the closing of the transactions contemplated by the Agreement in exchange for $50,000 and all of the issued and outstanding shares of common stock of U.S. Mining held by the Stockholder (the “Share Exchange”). The consummation of the Share Exchange is subject to certain conditions and if consummated will result in a change in control of the Company.  In connection with the change of control there will be a new board of directors and management of the Company.

The Company is currently considered a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $843 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10 went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us and is party to the Agreement described above. Any target business may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. However, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of March 31, 2012, the Company had assets equal to $843 comprised exclusively of cash.  This compares with assets of $519, comprised exclusively of cash, as of December 31, 2011.  The Company’s current liabilities as of March 31, 2012 totaled $95,100, comprised exclusively of monies due to a stockholder.  This compares to the Company’s total liabilities as of December 31, 2011 of $77,500, comprised exclusively of monies due to a stockholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	For the Cumulative Period from June 4, 2009 (Inception) to March 31, 2012
Net Cash (Used in) Operating Activities	$(17,276)	$(5,943)	$(101,757)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$17,600	$5,500	$102,600
Net Increase (Decrease) in Cash and Cash Equivalents	$324	$(443)	$843

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from June 4, 2009 (Inception), through March 31, 2012.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to consummate the Share Exchange. If the Share Exchange is not consummated, the Company will continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2012, the Company had a net loss of $17,276, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K. This compares with a net loss of $5,943 for the three months ended March 31, 2011, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the cumulative period from June 4, 2009 (Inception) to March 31, 2012, the Company had a net loss of $101,757, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in July of 2009 and the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

On April 16, 2012, the Company entered into the Agreement with U.S. Mining and the Stockholder, pursuant to which the Company agreed to issue 95% of the total issued and outstanding Shares of the Company to the Stockholder or designees of the Stockholder upon the closing of the transactions contemplated by the Agreement in exchange for $50,000 and all of the issued and outstanding shares of common stock of U.S. Mining held by the Stockholder.

In addition, pursuant to the terms and conditions of a repurchase agreement, dated as of April 16, 2012 (the “Repurchase Agreement”), for an aggregate purchase price of $50,000, the Company agreed to repurchase from its sole stockholder, WestPark Capital Financial Services LLC (the “Sole Stockholder”), such number of shares of issued and outstanding common stock of the Company, owned by the Sole Stockholder, so that the Sole Stockholder, or any designees of the Sole Stockholder, will retain 5% of the total number of issued and outstanding shares of common stock of the Company following the closing of the transactions contemplated by the Share Exchange.

The descriptions of the Agreement and Repurchase Agreement described herein are summaries and qualified in their entirety by the provisions of the Agreement and Repurchase Agreement that were attached as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2012 and incorporated herein by reference.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.		Description

3.1	*	Certificate of Incorporation, as filed with the Delaware Secretary of State on June 4, 2009.

3.2	*	By-laws.

10.1	**	Share Exchange Agreement, dated April 16, 2012.

10.2	**	Repurchase Agreement, dated April 16, 2012.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2		Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1		Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on July 31, 2009, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on April 20, 2012, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AOTS 30, INC.

Dated: May 9, 2012                                                                           By: /s/ Richard A. Rappaport
Richard A. Rappaport
President and Director
Principal Executive Officer

Dated: May 9, 2012                                                                           By: /s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director
Principal Accounting Officer
Principal Financial Officer