Form 10-Q
period 2012-08-16
AOTS 30, Inc.
filed 2012-08-20
CIK 1469383

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,096,390 shares of common stock, par value $.0001 per share, outstanding as of August 20, 2012.

AOTS 30, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	2

	Statements of Operations (Unaudited) for the Three and Six Months Ended
	June 30, 2012 and June 30, 2011 and for the Cumulative Period from
	June 4, 2009 (Inception) to June 30, 2012	3

	Statements of Cash Flows (Unaudited) for the Six Months Ended
	June 30, 2012 and June 30, 2011 and for the Cumulative Period from
	June 4, 2009 (Inception) to June 30, 2012	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

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

The results for the period ended June 30, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2011.

AOTS 30, INC.
(F/K/A WRASP 30, INC.)
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$672	$519

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to Shareholder	$97,100	$77,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT):

Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value 100,000,000 shares authorized, 7,096,390 issued and outstanding, respectively	710	710
Additional paid-in capital	6,790	6,790
(Deficit) accumulated during development stage	(103,928)	(84,481)

Total Stockholder's Equity (Deficit)	(96,428)	(76,981)

Total Liabilities and Stockholder's Equity (Deficit)	$672	$519

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

AOTS 30, INC.
(F/K/A WRASP 30, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Cumulative from June 4, 2009 (Inception) to June 30, 2012

REVENUE	$-	$-	$-	$-	$-

EXPENSES	2,171	4,267	19,447	10,210	103,928

NET (LOSS)	$(2,171)	$(4,267)	$(19,447)	$(10,210)	$(103,928)

NET (LOSS) PER COMMON SHARE-BASIC	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,096,390	7,096,390	7,096,390	7,096,390

* Less than $.01

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

AOTS 30, INC.
(F/K/A WRASP 30, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Cumulative from June 4, 2009 (Inception) to June 30, 2012

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net income (loss)	$(19,447)	$(10,210)	$(103,928)

Net Cash (Used In) Operating Activities	(19,447)	(10,210)	(103,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Stockholder	19,600	9,500	97,100
Common stock issued for cash	-	-	5,000
Warrants issued for cash	-	-	2,500

Net Cash Provided by Financing Activities	19,600	9,500	104,600

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	153	(710)	672

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	519	807	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$672	$97	$672

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax periods ended December 31, 2009 through December 31, 2011 for U.S. Federal Income Tax and for the tax periods ended December 31, 2009 through December 31, 2011 for the State of Florida Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2012.

The Company does not have any unrecognized tax benefits as of June 30, 2012 and 2011 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of June 30, 2012 and 2011.

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
(F/K/A WRASP 30, INC.)
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Common Share
Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At June 30, 2012 and 2011, the only potential dilutive securities were 7,096,390 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

NOTE 4 - DUE TO STOCKHOLDER
Since inception the stockholder has advanced the Company $97,100 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

Subsequent to June 30, 2012, the Company received $2,120 from its stockholder to pay for operating expenses. These funds were advanced interest free, are unsecured, and are due on demand.

AOTS 30, INC.
(F/K/A WRASP 30, INC.)
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – POTENTIAL MERGER

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $672 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of June 30, 2012, the Company had assets equal to $672, comprised exclusively of cash.  This compares with assets of $519, comprised exclusively of cash, as of December 31, 2011.  The Company’s current liabilities as of June 30, 2012 totaled $97,100, comprised exclusively of amounts due to a stockholder.  This compares to the Company’s total liabilities as of December 31, 2011 of $77,500, comprised exclusively of amounts due to a stockholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six months Ended June 30, 2012	Six months Ended June 30, 2011	For the Cumulative Period from June 4, 2009 (Inception) to June 30, 2012
Net Cash (Used in) Operating Activities	$(19,447)	$(10,210)	$(103,928)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$19,600	$9,500	$104,600
Net Increase (Decrease) in Cash and Cash Equivalents	$153	$(710)	$672

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from June 4, 2009 (Inception), through June 30, 2012.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to consummate the Share Exchange. If the Share Exchange is not consummated, the Company will continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2012, the Company had a net loss of $2,171 and $19,447, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports. This compares with a net loss of $4,267 and $10,210 for the three and six months ended June 30, 2011, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the cumulative period from June 4, 2009 (Inception) to June 30, 2012, the Company had a net loss of $103,928, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in July of 2009 and the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Not applicable.

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

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1*	Certificate of Incorporation, as filed with the Delaware Secretary of State on June 4, 2009.

3.2*	By-laws.

10.1**	Share Exchange Agreement, dated April 16, 2012.

10.2**	Repurchase Agreement, dated April 16, 2012.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

AOTS 30, INC.

Dated: August 20, 2012	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director
Principal Executive Officer

Dated: August 20, 2012	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director
Principal Accounting Officer
Principal Financial Officer